Form 10-Q
period 2025-09-30
Stone Point Credit Income Fund - Select
filed 2025-11-13
CIK 2077250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01913

Stone Point Credit Income Fund - Select

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

20 Horseneck Lane

Greenwich, Connecticut 06830

(Address of principal executive offices)

39-6953697

(I.R.S. Employer Identification No.)

(203) 862-2950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 40 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of November 13, 2025.

Stone Point Credit Income Fund - Select

Form 10-Q for the Quarter Ended September 30, 2025

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

Stone Point Credit Income Fund - Select

Statement of Assets and Liabilities

September 30, 2025
(Unaudited)(1)
Assets:
Cash and cash equivalents	1,000
Deferred offering expenses	$175,780
Expense support receivable	207,995
Total assets	$384,775

Liabilities:
Organizational and offering expenses payable	$300,917
Trustees fees payable	40,390
Professional fees payable	42,468
Total liabilities	$383,775

Commitments and Contingencies (Note 5)	—

Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 40 shares issued and outstanding at September 30, 2025	—
Additional paid-in capital	1,000
Total net assets	1,000
Total liabilities and net assets	$384,775

Net asset value per share of Common Shares	$25.00
(1)	No comparative information has been presented as the Fund had not commenced operations as of September 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Operations

	Three Months	June 13, 2025
	Ended	(Inception) through
	September 30, 2025	September 30, 2025
	(Unaudited)(1)	(Unaudited)(1)
Expenses:

Organizational expenses (Note 4)	$15,353	$125,137
Trustees fees	—	40,390
Professional fees	42,468	42,468
Total Expenses	$57,821	$207,995
Expense support reimbursement	(57,821)	(207,995)
Net Investment Income (Loss)	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$—	$—
(1)	No comparative information has been presented as the Fund had not commenced operations as of September 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Changes in Net Assets

	Three Months	June 13, 2025
	Ended	(Inception) through
	September 30, 2025	September 30, 2025
	(Unaudited)(1)	(Unaudited)(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$—	$—
Total net realized gains (losses)	—	—
Total net change in unrealized appreciation (depreciation)	—	—
Net increase (decrease) in net assets resulting from operations	—	—
Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	—	—
Distributions to shareholders	—	—
Net decrease in net assets resulting from shareholder distributions	—	—
Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	—	—
Issuance of Shares	—	1,000
Net increase in net assets resulting from capital share transactions	—	1,000
Total increase in net assets	—	1,000
Net assets, beginning of period	1,000	—
Net assets, end of period	$1,000	$1,000
Net asset value per share	$25.00	$25.00
Shares outstanding at the end of the period	40	40
(1)	No comparative information has been presented as the Fund had not commenced operations as of September 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Cash Flows

June 13, 2025
(Inception) through
September 30, 2025
(Unaudited)(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering expenses	(175,780)
Expense support receivable	(207,995)
Organizational and offering expenses payable	300,917
Trustees fees payable	40,390
Professional fees payable	42,468
Net cash used in operating activities	—
Cash flows from financing activities:
Proceeds from issuance of Shares	1,000
Net cash provided by financing activities	1,000
Net increase (decrease) in cash and cash equivalents	1,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,000
(1)	No comparative information has been presented as the Fund had not commenced operations as of September 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Notes to Financial Statements

September 30, 2025

(Unaudited)

Note 1.Organization

Organization

Stone Point Credit Income Fund - Select (the “Fund”) is a Delaware statutory trust formed on June 13, 2025. The Fund had not commenced operations as of September 30, 2025. The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is a wholly-owned subsidiary of Stone Point Credit Adviser LLC ("Stone Point Credit Adviser" or together with its wholly-owned subsidiary, "Stone Point Credit") and an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates, “Stone Point”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.

Since inception, the Fund has incurred costs relating to its organization and the offering of the Fund’s common shares of beneficial interest (the “Shares”).

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Fund intends to invest primarily in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred shares and similar forms of senior equity, which may or may not be convertible into common equity. The Fund may invest without limit in originated or syndicated debt.

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

The accompanying financial statements include the accounts of the Fund. References to the “Fund,” “we,” and “us” herein refer the Fund, except where context is otherwise required. The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies. The Fund’s fiscal year ends on December 31. The functional currency of the Fund is U.S. dollars.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits in money market funds and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund’s deposits in money market funds are considered Level 1 securities within the fair value hierarchy.

Net Asset Value per Common Share

In accordance with U.S. GAAP, the net asset value (“NAV”) per Share of the outstanding Shares is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.

Organizational Expenses and Offering Costs

The Fund will bear expenses relating to the organization of the Fund and the private placement of the Fund’s Shares. Organizational expenses include, without limitation, legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of the Fund’s registration statement on Form 10 and any other registration statement in connection with any subsequent offering of Shares. Organizational costs to establish the Fund are expensed as incurred. Offering costs in connection with the offering of Shares are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.

Income Taxes

The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Fund maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2025. As of September 30, 2025, the Fund had not commenced investment activity.

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

The Fund’s investment objective is to generate both current income and, to a lesser extent, capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chairman, president, chief financial officer,  and chief compliance officer. The CODM assesses the performance and makes decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820)”, which clarifies the guidance in ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under ASC Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund has adopted ASU No. 2022-03 and does not believe that it had a material effect on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)”, which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU No. 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Fund has adopted ASU 2023-09 for the fiscal year 2025 and concluded that the application of this guidance did not have any material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2200-40)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its financial statements.

Other than the aforementioned guidance, the Fund’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3.Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund’s day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:

●	determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments made by the Fund;
●	performs due diligence on prospective portfolio companies;
●	executes, closes, services and monitors the Fund’s investments;
●	determines the securities and other assets that the Fund shall purchase, retain or sell;
●	arranges financings and borrowing facilities for the Fund;
●	provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and
●	to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.

Under the Investment Advisory Agreement, the Fund will pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below.

Management Fee

The Fund will pay to the Adviser an asset-based fee for management services in an amount equal to an annual rate of 1.25% of the Fund’s net assets (excluding borrowings for investment purposes) as of the beginning of the first calendar day of the applicable month (the “Management Fee”). For purposes of the Investment Advisory Agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles. The Management Fee will be payable monthly in arrears. The Management Fee for any partial month will be appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.

The Management Fee will begin to accrue from the date on which the Fund makes its first investment (the “Commencement Date”). For periods ending on or prior to January 31, 2028, the Management Fee shall be calculated at an annual rate of 0.75% of Net Assets; and for the periods ending after January 31, 2028, the Management Fee shall be calculated at an annual rate of 1.25% of Net Assets.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund did not incur any Management Fees.

Incentive Fee

The Fund will pay to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on February 1, 2026 (the “Incentive Fee Commencement Date”), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee will consist of two parts, consisting of the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Fund will not pay any Incentive Fees prior to the Incentive Fee Commencement Date.

Investment Income Incentive Fee

The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears.

For the periods ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 7.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return, or a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
●	7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.

For periods ending after the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to the Hurdle Rate. The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
●	12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.

For purposes of calculating the Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares (if any), but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not obligated to return to the Fund the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund did not incur any investment income-based incentive fees.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is payable in cash at the end of each calendar year in arrears on or after the Incentive Fee Commencement Date or upon the termination of the Investment Advisory Agreement, to the extent it is terminated after the Incentive Fee Commencement Date. The Capital Gains Incentive Fee is calculated as follows:

●	For calendar years ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 7.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
●	For calendar years ending after the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 12.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.

For purposes of computing the Investment Income Incentive Fee and the Capital Gains Incentive Fee, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. Capital Gains Incentive Fees are computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Fee Commencement Date. Realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Capital Gains Incentive Fee. With respect to the calculation of quarterly Pre-Incentive Fee Net Investment Income for purposes of calculating the Investment Income Incentive Fee, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in calculating the Investment Income Incentive Fee. The notional value of any such derivatives or swaps is not used for these purposes. With respect to the calculation of the Capital Gains Incentive Fee, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in calculating the Capital Gains Incentive Fee.

In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Advisers Act, including Section 205 thereof.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund did not accrue any Capital Gains Incentive Fees.

Administration Agreement

The Fund has entered into an Administration Agreement, pursuant to which the Adviser serves as the Fund’s administrator (in such capacity, the “Administrator”) and provides the administrative services necessary for the Fund to operate. The Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Fund’s public reporting requirements and tax reporting and monitors the Fund’s expenses and the performance of professional services rendered to the Fund by others. The Fund reimburses the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by the Fund’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff. The Fund’s allocable portion of overhead will be determined by the Administrator, which will use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Fund, and will be subject to oversight by the Board. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund recorded $7,468 of administrative overhead expenses that were included on the Statement of Operations as professional fees. As of September 30, 2025, $7,468 of administrative overhead expenses remained payable and were included on the Statement of Assets and Liabilities as professional fees payable. For the period from June 13, 2025 (inception) to September 30, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser on June 30, 2025. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (defined below) that exceed 1.00% (on an annualized basis) of the Fund’s NAV (each, a “Required Expense Payment”).

“Other Operating Expenses” means the Fund’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Fund’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement).

Any Required Expense Payment must be paid by the Adviser to or on behalf of the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on behalf of the Fund (each, a “Voluntary Expense Payment” and together with a Required Expense Payments, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Fund. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month Expense Payments were made have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (2) the Fund’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Fund’s NAV. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less Management Fees and Incentive Fees owed to the Adviser, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Adviser is required to provide expense support of $57,821 and $207,995, respectively, which is included on the Statement of Operations as expense support reimbursement. For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund did not make any reimbursement payments to the Adviser. As of September 30, 2025, $207,995 remained receivable and is included on the Statement of Assets and Liabilities as expense support receivable.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted certain affiliates of the Fund exemptive relief (the “Order“) that permits the Fund to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching in respect of the Fund or shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Fund may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Fund will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Fund will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Fund’s relative share of the amount invested or committed, as applicable, in such transaction.

Note 4.Offering Costs and Organizational Expenses

The Fund will bear expenses relating to its offering of its Shares. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Shares.

Organizational expenses include, without limitation, legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund incurred organizational expenses of $15,353 and $125,137, respectively. The Fund reports offering costs as deferred offering expenses on the Statement of Assets and Liabilities. As of September 30, 2025, $175,780 of offering costs remain deferred and will be amortized over a one-year period beginning on the date the Fund commences operations. As of September 30, 2025, $300,917 of offering costs and organizational expenses are reported as a payable on the Statement of Assets and Liabilities.

Note 5.Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Note 6.Net Assets

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund received subscriptions from the Adviser totaling $1,000. For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, the Fund issued 40 Shares.

Note 7. Financial Highlights

Financial highlights are not required for the period from June 13, 2025 (inception) to September 30, 2025, as the Adviser was the sole shareholder, and the Fund had not yet commenced operations.

Note 8. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the financial statements as of and for the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Fund’s registration statement on Form 10 and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of our registration statement on Form 10 and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund - Select, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).

Overview

We were formed as a statutory trust under the laws of the State of Delaware on June 13, 2025. We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2025, we have called equity capital in the amount of $1,000. See “Subscriptions” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.

Investment Objective and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments, as described below, that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, we expect that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.

We generally expect to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our target credit investments typically have maturities between 3 and 6 years. We have adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of our total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors, as defined and determined by the Adviser. The remaining 25% of the value of our total assets (measured at the time of each such investment) may be invested across a wide range of sectors.

Key Components of Operations

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, we must invest at least 70% of our assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250.0 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

Revenues

We expect to generate revenues primarily through receipt of interest and dividend income from our investments. In addition, we may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement. We reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We bear our allocable portion of the compensation paid by Stone Point to our Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

●	Our initial organizational costs incurred prior to the commencement of our operations;
●	operating costs incurred prior to the commencement of our operations;
●	the cost of calculating our NAV, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of Shares and other securities, including, except as otherwise noted below, in connection with Private Offerings;
●	fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	interest expense and other costs associated with our indebtedness;
●	transfer agent, DRIP administrator and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	brokerage commissions and markups;
●	fidelity bond, trustees’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with our reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and
●	other expenses incurred by the Administrator or the Fund in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of the Board) of overhead.

From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

We may also enter into credit facilities to partially fund our operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have no operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Leverage

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On June 27, 2025, the Adviser, as sole shareholder of the Fund, approved a proposal that effective June 28, 2025 permits the Fund to reduce its asset coverage ratio to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As of September 30, 2025, we had not incurred any borrowings.

In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Portfolio and Investment Activity

As of September 30, 2025, we had not commenced investment activity.

Results of Operations

As of September 30, 2025, we had not commenced investment activity. The following table presents the operating results for the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025:

June 13, 2025
	Three Months	(Inception)
	Ended	through
	September 30,	September 30,
	2025	2025
Total investment income	$—	$—
Less: total expenses	(57,821)	(207,995)
Expense support reimbursement	57,821	207,995
Net investment income (loss)	—	—
Total net realized gains (losses)	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase (decrease) in net assets resulting from operations	—	—

Expenses

Operating expenses for the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, were as follows:

		June 13, 2025
	Three Months	(Inception)
	Ended	through
	September 30,	September 30,
	2025	2025
Organizational expenses	$15,353	$125,137
Trustees fees	—	40,390
Professional fees	42,468	42,468
Total expenses	57,821	207,995

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, we incurred $7,468 of administrative overhead expenses, which were included on the Consolidated Statement of Operations as professional fees.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Shareholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash from (1) future sales of our Shares, (2) cash flows from operations and (3) borrowings from banks or other lenders. We seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Shares.

Equity

Subscriptions

For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, we received subscriptions from the Adviser totaling $1,000. For the three months ended September 30, 2025, and the period from June 13, 2025 (inception) to September 30, 2025, we issued 40 Shares.

The sales of Shares were made pursuant to a subscription agreement entered into by us and the Adviser. Under the terms of our subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Debt

Credit Facility

As of September 30, 2025, we had not entered into any financing facilities.

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies or our co-investors. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. We and the Adviser are not currently a party to any material legal proceedings.

Investor Commitments

As of September 30, 2025, we received $1,000 of capital commitments from the Adviser, of which, $0 remains unfunded.

Contractual Obligations

As of September 30, 2025, we had not commenced operations and did not have any significant contractual payment obligations.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period from June 13, 2025 (inception) to September 30, 2025.

Critical Accounting Policies

This discussion of our operating plans is based upon our financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Investments

The Board has designated the Adviser as our “Valuation Designee” under Rule 2a 5 under the 1940 Act. The Adviser determines the value of our investments in accordance with our Valuation Policy and fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value.

Revenue Recognition

We intend to record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities will be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We will not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We intend to record prepayment premiums on loans and debt securities as interest income. During the period from June 13, 2025 (inception) to September 30, 2025 and the three months ended September 30, 2025, we did not earn any income.

U.S. Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Fund is subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

The Fund intends to invest primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Fund values these investments at fair value as determined in good faith by the Adviser in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended September 30, 2025.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-a(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.Risk Factors

There have been no material changes from the risk factors previously disclosed in our registration statement on Form 10, as filed with the SEC on September 26, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust[1]
3.2	Bylaws[1]
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith
1	Previously filed as an exhibit to Amendment No. 1 to the Fund’s registration statement on Form 10 (File No. 000-56766) filed with the SEC on September 26, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Income Fund - Select

Date: November 13, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: November 13, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer