Form 10-Q
period 2026-03-31
Stone Point Credit Income Fund - Select
filed 2026-05-14
CIK 2077250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2026

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

The issuer had 40 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of May 14, 2026.

Stone Point Credit Income Fund - Select

Form 10-Q for the Quarter Ended March 31, 2026

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

Stone Point Credit Income Fund - Select

Statement of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Assets:
Cash and cash equivalents	$1,018	1,000
Deferred offering expenses	326,230	326,230
Expense support receivable	443,361	261,820
Total assets	$770,609	589,050

Liabilities:
Organizational and offering expenses payable	$461,895	459,179
Professional fees payable	270,738	99,395
Board of Trustees fees payable	22,500	15,000
Due to Adviser	14,476	14,476
Total liabilities	$769,609	588,050

Commitments and Contingencies (Note 5)	$—	—

Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 40 shares issued and outstanding at December 31, 2025 and March 31, 2026	$—	—
Additional paid-in capital	1,000	1,000
Total net assets	1,000	1,000
Total liabilities and net assets	770,609	589,050

Net asset value per common share of beneficial interest	$25.00	25.00

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Operations

Three Months
Ended
March 31, 2026
(Unaudited)(1)
Income:

Interest income from cash and cash equivalents	$18
Total income	$18

Expenses:

Organizational expenses (Note 4)	$2,716
Trustees fees	7,500
Professional fees	171,343
Total expenses	$181,559
Expense support reimbursement	(181,541)
Net Investment Income (Loss)	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$—
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of March 31, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Changes in Net Assets

Three Months
Ended
March 31, 2026
(Unaudited)(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$—
Total net realized gains (losses)	—
Total net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	—
Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	—
Distributions to shareholders	—
Net decrease in net assets resulting from shareholder distributions	—
Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	—
Issuance of Shares	—
Net increase in net assets resulting from capital share transactions	—
Total increase in net assets	—
Net assets, beginning of period	1,000
Net assets, end of period	$1,000
Net asset value per share	$25.00
Shares outstanding at the end of the period	40
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of March 31, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Cash Flows

For the
three months ended
March 31, 2026
(Unaudited)(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Expense support receivable	(181,541)
Organizational and offering expenses payable	2,716
Trustees fees payable	7,500
Professional fees payable	171,343
Net cash used in operating activities	18
Net increase (decrease) in cash and cash equivalents	18
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$1,018
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of March 31, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Notes to Financial Statements

March 31, 2026

(Unaudited)

Note 1.Organization

Organization

Stone Point Credit Income Fund - Select (the “Fund”) is a Delaware statutory trust formed on June 13, 2025 (“Inception”). The Fund had not commenced operations as of March 31, 2026. The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” and together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors, as defined and determined by the Adviser.

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

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund’s deposits in money market funds are considered Level 1 securities within the fair value hierarchy.

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

Income Taxes

The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. So long as the Fund maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from Inception through March 31, 2026. As of March 31, 2026, the Fund had not commenced investment activity.

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

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Fund has adopted ASU 2024-04 for fiscal year 2026, and concluded that the application of this guidance does not have a material impact on its financial statements.

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

Under the Investment Advisory Agreement, the Fund will pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

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

For the three months ended March 31, 2026, the Fund did not incur any Management Fees.

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

For purposes of calculating the Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator (as defined below) under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares (if any), but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not obligated to return to the Fund the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the three months ended March 31, 2026, the Fund did not incur any investment income-based incentive fees.

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

For the three months ended March 31, 2026, the Fund did not accrue any Capital Gains Incentive Fees.

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

For the three months ended March 31, 2026, the Fund recorded $9,538 of administrative overhead expenses that were included in the Statement of Operations as professional fees. As of March 31, 2026, $23,586 of administrative overhead expenses remained payable and were included in the Statement of Assets and Liabilities as professional fees payable. As of March 31, 2026, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three months ended March 31, 2026, the Adviser is required to provide expense support of $181,541, which is included on the Statement of Operations as expense support reimbursement. For the three months ended March 31, 2026, the Fund did not make any reimbursement payments to the Adviser. As of March 31, 2026, $443,361 remained receivable and is included on the Statement of Assets and Liabilities as expense support receivable.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted certain affiliates of the Fund exemptive relief (the “Order“) that permits the Fund to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching in respect of the Fund or shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Fund may participate in any such co-investment transaction on terms that are the same as those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Fund will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Fund will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Fund’s relative share of the amount invested or committed, as applicable, in such transaction.

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

For the three months ended March 31, 2026, the Fund incurred organizational expenses of $2,716. The Fund reports offering costs as deferred offering expenses on the Statement of Assets and Liabilities. As of March 31, 2026, $326,230 of offering costs remain deferred, and will be amortized over a one-year period beginning on the date the Fund commences investment operations, which has not yet occurred. As of March 31, 2026, $461,895 of offering costs and organizational expenses are reported as a payable in the Statement of Assets and Liabilities.

Note 5.Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Note 6.Net Assets

For the three months ended March 31, 2026, the Fund did not receive any subscriptions or issue any additional shares.

Note 7. Financial Highlights

Financial highlights are not required for the three months ended March 31, 2026, as the Adviser was the sole shareholder, and the Fund had not yet commenced investment operations.

Note 8. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the financial statements as of and for the three months ended March 31, 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Fund’s annual report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Overview

We were formed as a statutory trust under the laws of the State of Delaware on June 13, 2025. We had not commenced investment operations as of March 31, 2026. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amendeded (the “1940 Act”), and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2026, we have called equity capital in the amount of $1,000. See “Subscriptions” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.

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

Expenses

Day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement. We reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We bear our allocable portion of the compensation paid by Stone Point to our Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of its operations and transactions.

From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

Leverage

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On June 27, 2025, the Adviser, as sole shareholder of the Fund, approved a proposal that effective June 28, 2025 permits the Fund to reduce its asset coverage ratio to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As of March 31, 2026, we had not incurred any borrowings.

In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Portfolio and Investment Activity

As of March 31, 2026, we had not commenced investment activity.

Results of Operations

As of March 31, 2026, we had not commenced investment activity. The following table presents the operating results for the three months ended March 31, 2026 :

Three Months
Ended
March 31,
2026
Total investment income	$18
Less: total expenses	181,559
Expense support reimbursement	(181,541)
Net investment income (loss)	—
Total net realized gains (losses)	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase (decrease) in net assets resulting from operations	—

Investment Income

The Fund earned $18 from interest on cash and cash equivalents for the three months ended March 31, 2026.

Expenses

Operating expenses for the three months ended March 31, 2026, were as follows:

Three Months
Ended
March 31,
2026
Organizational expenses	$2,716
Trustees fees	7,500
Professional fees	171,343
Total expenses	181,559

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the three months ended March 31, 2026, we incurred $9,538 of administrative overhead expenses, which were included on the Statement of Operations as professional fees.

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

As of March 31, 2026, we had not commenced investment operations. Upon commencement of investment operations, our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Shares.

Equity

Subscriptions

For the three months ended March 31, 2026, we did not receive any subscriptions or issue any Shares.

Sales of Shares will be made pursuant to subscription agreements entered into with our investors. Under the terms of the subscription agreements, investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days prior notice to the funding date.

Each of the sales of Shares will be exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Debt

Credit Facility

As of March 31, 2026, we had not entered into any financing facilities.

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio. We and the Adviser are not currently a party to any material legal proceedings.

Investor Commitments

As of March 31, 2026, we received $1,000 of capital commitments from the Adviser, of which $0 remains unfunded.

Contractual Obligations

As of March 31, 2026, we had not commenced operations and did not have any significant contractual payment obligations.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions as of March 31, 2026.

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

Revenue Recognition

We intend to record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities will be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We will not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We intend to record prepayment premiums on loans and debt securities as interest income. During the three months ended March 31, 2026, we earned $18 in interest income from cash and cash equivalents.

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

U.S. Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We intend to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

We are subject to financial market risks, most significantly, changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2026.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-a(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

Neither we nor our Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K, as filed with the SEC on March 19, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Stone Point Credit Income Fund - Select

Date: May 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: May 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer