Form 10-Q
period 2026-06-30
Stone Point Credit Income Fund - Select
filed 2026-08-14
CIK 2077250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2026

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

The issuer had 40 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of August 14, 2026.

Stone Point Credit Income Fund - Select

Form 10-Q for the Quarter Ended June 30, 2026

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

Stone Point Credit Income Fund - Select

Statement of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Assets:
Cash and cash equivalents	$1,027	$1,000
Deferred offering expenses	326,230	326,230
Expense support receivable	589,752	261,820
Total assets	$917,009	$589,050

Liabilities:
Organizational and offering expenses payable	$461,895	$459,179
Professional fees payable	405,723	99,395
Board of Trustees fees payable	30,000	15,000
Due to Adviser	18,391	14,476
Total liabilities	$916,009	$588,050

Commitments and Contingencies (Note 5)	$—	$—

Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 40 shares issued and outstanding at June 30, 2026 and December 31, 2025	$—	$—
Additional paid-in capital	1,000	1,000
Total net assets	1,000	1,000
Total liabilities and net assets	917,009	589,050

Net asset value per common share of beneficial interest	$25.00	$25.00

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Operations

	Three Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2026
	(Unaudited)	(Unaudited)(1)
Income:

Interest income from cash and cash equivalents	$9	$27
Total income	$9	$27

Expenses:

Organizational expenses (Note 4)	$—	$2,716
Trustees fees	7,500	15,000
Professional fees	138,900	310,243
Total expenses	$146,400	$327,959
Expense support reimbursement	(146,391)	(327,932)
Net Investment Income (Loss)	$—	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$—	$—
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of June 30, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Changes in Net Assets

	Three Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2026
	(Unaudited)(1)	(Unaudited)(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$—	$—
Total net realized gains (losses)	—	—
Total net change in unrealized appreciation (depreciation)	—	—
Net increase (decrease) in net assets resulting from operations	—	—
Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	—	—
Distributions to shareholders	—	—
Net decrease in net assets resulting from shareholder distributions	—	—
Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	—	—
Issuance of Shares	—	—
Net increase in net assets resulting from capital share transactions	—	—
Total increase in net assets	—	—
Net assets, beginning of period	1,000	1,000
Net assets, end of period	$1,000	$1,000
Net asset value per share	$25.00	$25.00
Shares outstanding at the end of the period	40	40
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of June 30, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Statement of Cash Flows

Six Months Ended
June 30, 2026
(Unaudited)(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Expense support receivable	(327,932)
Organizational and offering expenses payable	2,716
Trustees fees payable	15,000
Professional fees payable	306,328
Due to Adviser	3,915
Net cash provided by operating activities	27
Net increase (decrease) in cash and cash equivalents	27
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$1,027
(1)	No comparative information has been presented as the Fund had not commenced investment operations as of June 30, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

Stone Point Credit Income Fund - Select

Notes to Financial Statements

June 30, 2026

(Unaudited)

Note 1.Organization

Organization

Stone Point Credit Income Fund - Select (the “Fund”) is a Delaware statutory trust formed on June 13, 2025 (“Inception”). The Fund has not commenced operations as of June 30, 2026. The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from Inception through June 30, 2026. As of June 30, 2026, the Fund has not commenced investment activity.

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

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Fund has adopted ASU 2024-04 for fiscal year 2026 and concluded that the application of this guidance does not have a material impact on its financial statements.

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

For the three and six months ended June 30, 2026, the Fund did not incur any Management Fees.

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

For the three and six months ended June 30, 2026, the Fund did not incur any investment income-based incentive fees.

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

For the three and six months ended June 30, 2026, the Fund did not accrue any Capital Gains Incentive Fees.

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

For the three and six months ended June 30, 2026, the Fund recorded $13,256 and $22,795, respectively, of administrative overhead expenses that were included in the Statement of Operations as professional fees. As of June 30, 2026, $36,842 of administrative overhead expenses remained payable and were included in the Statement of Assets and Liabilities as professional fees payable. As of June 30, 2026, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

The Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Adviser can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three and six months ended June 30, 2026, the Adviser incurred or paid expenses on behalf of the Fund of $3,915 and $3,915, respectively. For the three and six months ended June 30, 2026, the Fund did not make any reimbursement payments to the Adviser. As of June 30, 2026, $18,391 remained payable and is included in the Statement of Assets and Liabilities as due to Adviser.

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

For the three and six months ended June 30, 2026, the Adviser is required to provide expense support of $146,391 and $327,932, respectively, which is included on the Statement of Operations as expense support reimbursement. For the three and six months ended June 30, 2026, the Fund did not make any reimbursement payments to the Adviser. As of June 30, 2026, $589,752 remained receivable and is included in the Statement of Assets and Liabilities as expense support receivable.

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

For the three and six months ended June 30, 2026, the Fund incurred organizational and offering expenses of $0 and $2,716, respectively. The Fund reports offering costs as deferred offering expenses on the Statement of Assets and Liabilities. As of June 30, 2026, $326,230 of offering costs remain deferred, and will be amortized over a one-year period beginning on the date the Fund commences investment operations, which has not yet occurred. As of June 30, 2026, $461,895 of organizational and offering costs remain payable in the Statement of Assets and Liabilities.

Note 5.Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Note 6.Net Assets

For the three and six months ended June 30, 2026, the Fund did not receive any subscriptions or issue any additional shares.

Note 7. Financial Highlights

Financial highlights are not required for the three and six months ended June 30, 2026, as the Adviser was the sole shareholder, and the Fund has not yet commenced investment operations.

Note 8. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the financial statements as of and for the three and six months ended June 30, 2026.

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

Overview

We were formed as a statutory trust under the laws of the State of Delaware on June 13, 2025. We have not commenced investment operations as of June 30, 2026. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of June 30, 2026, we have called equity capital in the amount of $1,000. See “Subscriptions” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.

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

Expenses

Day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser and Administrator, pursuant to the terms of the Investment Advisory Agreement and Administration Agreement. We reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We bear our allocable portion of the compensation paid by Stone Point to our Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of its operations and transactions.

From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

Leverage

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On June 27, 2025, the Adviser, as sole shareholder of the Fund, approved a proposal that effective June 28, 2025, permits the Fund to reduce its asset coverage ratio to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As of June 30, 2026, we had not incurred any borrowings.

In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Portfolio and Investment Activity

As of June 30, 2026, we have not commenced investment activity.

Results of Operations

As of June 30, 2026, we have not commenced investment activity. The following table presents the operating results for the three and six months ended June 30, 2026 :

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2026
Total investment income	$9	$27
Less: total expenses	146,400	327,959
Expense support reimbursement	(146,391)	(327,932)
Net investment income (loss)	—	—
Total net realized gains (losses)	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase (decrease) in net assets resulting from operations	—	—

Investment Income

For the three and six months ended June 30, 2026, the Fund earned $9 and $27, respectively, from interest on cash and cash equivalents.

Expenses

Operating expenses for the three and six months ended June 30, 2026, were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2026
Organizational expenses	$—	$2,716
Trustees fees	7,500	15,000
Professional fees	138,900	310,243
Total expenses	146,400	327,959

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the three and six months ended June 30, 2026, we incurred $13,256 and $22,795, respectively, of administrative overhead expenses, which were included on the Statement of Operations as professional fees.

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

As of June 30, 2026, we have not commenced investment operations. Upon commencement of investment operations, our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Shares.

Equity

Subscriptions

For the three and six months ended June 30, 2026, we did not receive any subscriptions or issue any Shares.

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

Debt

Credit Facility

As of June 30, 2026, we have not entered into any financing facilities.

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio. We and the Adviser are not currently a party to any material legal proceedings.

Investor Commitments

As of June 30, 2026, we received $1,000 of capital commitments from the Adviser, of which $0 remains unfunded.

Contractual Obligations

As of June 30, 2026, we have not commenced operations and did not have any significant contractual payment obligations.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions as of June 30, 2026.

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

Revenue Recognition

We intend to record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities will be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We will not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We intend to record prepayment premiums on loans and debt securities as interest income. During the three and six months ended June 30, 2026, we earned $9 and $27 in interest income from cash and cash equivalents.

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

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three and six months ended June 30, 2026.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Stone Point Credit Income Fund - Select

Date: August 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: August 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer